Form 10-K
ADVANTA MORTGAGE LOAN TRUST 1998-4A
filed 2000-03-31
CIK 1074269

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number '333-52351-02
Commission file number '333-52351-03
Commission file number '333-52351-04

ADVANTA Mortgage Loan Trust 1998-4

New York                      "not yet available"
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$636,674,691.8Series 1998-4A
$345,046,838.3Series 1998-4B
$97,509,130.14Series 1998-4C

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 1998-4, (the "Trust" or "Issuer") is a New York common law trust established as of November 1, 1998, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $1,1000,000.00 principal amount of ADVANTA Mortgage Loan Asset-Backed Certificates, Series 1998-4A, Class A, Series 1998-4B, Class B, and
Series 1998-4C, Class C Certificates, pursuant to the Pooling and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On November 24, 1998, the Sponsor sold $1,100,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Morgan Stanley Dean Witter, Lehman Brothers and
Prudential Securities Incorporated. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-52351) on Form S-3 declared effective on May 11, 1998.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 1999, there was 1 holder of the Series 1998-4 Class A Certificates, 3 holders of the Series 1998-4 Class B Certificates, and 1 holder of the Series 1998-4 Class C Certificates. The number of holders includes individual participants in security position listings. As of December 26, 1998, 1 monthly distribution had been made to the holders of the Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On November 24, 1998, the Issuer issued $650,000,000.00 aggregate principal amount of Class A Certificates having a floating pass-thru rate, $350,000,000.00 aggregate principal amount of Class B Certificates having a floating pass-thru rate, and $100,000,000 aggregate principal amount of Class C Certificates with a floating pass-thru rate which are collateralized by Mortgage Loans. The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by Morgan Stanley Dean Wittier
Lehman Brothers, Prudential Securities Incorporated has been accounted for as a sale of the Certificates.
The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Certificates, Series 1998-4, Class A ("Class A Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Mortgage Loan Certificates, Series 1998-4, Class B ("Class B Certificates"), and the name and address of each entity owning more than 5% of the outsanding principal amount of the ADVANTA Mortgage Loan Certificates, Series 1998-4, Class C ("Class C Certificates").; (ii) the principal amount of the Series 1998-4A Class A Certificates, Series 1998-4B Class B Certificates, or Series 1998-4C Class C Certificates and (iii) the percent that the principal amount of the 1998-4 Class A Certificates, 1998-4 Class B or 1998-4 Class C Certificates owned represents of the outstanding principal amount of the Class A Certificates, Class B or Class C Certificates, respectively. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A Certificates
Boston Safe Deposit & Trust Company
C. Holloway, c/o Mellon Bank NA
Three Mellon Bank Ctr, Rm 153-3015
Pittsburgh, PA 15259                         6         100.00%

Class B Certificates
Bank of New York
Diana Karenbauer
925 Patterson Plank Road
Secaucus, NJ 07094                           3          92.86%

Class C Certificates
State Street Bank & Trust Company
Global Corp Action Dept JAB5W
PP Box 1631
Boston, MA 02105-1631                        1         100.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of November 1,
1998, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998, and mail such statement to the Certificateholders on or before the last day of March, 1999 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1999. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 26, 1998, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1998.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 26, 1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective May 11
1998.

(b)    Reports on Form 8-K.
              One report on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed


              December 28, 199Monthly Report for the November 1998 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 1998-4
                 Registrant


BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration



March 31, 1999


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1998.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance
                              with Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1998.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective May 11, 1998.

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company(293)
Attention:  Mark McNeill
3 Park Plaza --  16th Floor
Irvine, CA  92714


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
November 1, 1998, relating to ADVANTA Mortgage Loan Trust 1998-4, I,
William P. Garland, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration

WPG/cg

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.
         Mr. Mark Casale

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998.  As discussed in the accompanying Report of Management on compliance with Minimum Servicing
Standards, Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and maintaining a fidelity bond and errors and omissions policies.  Our responsibility is to express an opinion on management's assertion about Advanta Mortgage  Corp. USA's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1998 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
     26-Jan-99

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1998, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the same amount of $15 million and mortgage contigent liability protection coverage in the amount of $5 million per occurrence.


BY;      /s/ William P. Garland               BY;      /s/ James L. Shreero
              William P. Garland                              James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing                                  and Chief Financial
                                                              Officer
                                                              Finance and Accounting

                                              EXHIBIT 28.3

              ADVANTA Mortgage Loan Trust 1998-4A

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
A                 650,000,000.    650,000,000.        3,529,19      2,129,328        5,658,520.39
A Certificate                                                                                        -

Totals            650,000,000.    650,000,000.        3,529,19      2,129,328        5,658,520.39

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A                                                 647,870,671.      5.748910%       6.324380%
A Certificate                                                             NA              NA

Totals                                            647,870,671.58

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A                00755WGC4         1000.000000        5.429526       3.275890        8.705416     996.724110
A Certificate                         0.000000        0.000000       0.000000        0.000000       0.000000

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
Trust A       Principal Balanc   4,758,456.49      301,152.99           0.00      133,112.36           0.00
              % of Pool Balanc        1.03259%        0.06535%       0.00000%        0.02889%       0.00000%
              Number of Loans               88               6              0               2              0
              % of Loans              1.23370%        0.08412%       0.00000%        0.02804%       0.00000%

                              Loans
                              in
                              Foreclosure
Trust A       Principal Balanc            40,000.00
              % of Pool Balanc        0.00868%
              Number of Loans                1
              % of Loans              0.01402%

General Mortgage Loan Information:
                                                                                                 Trust A
Beginning Aggregate Mortgage Loan Balance                                                    461,929,841.08
Prefunding                                                                                             0.00
Principal Reduction                                                                            1,103,136.16
Ending Aggregate Mortgage Loan Balance                                                       460,826,704.92

Beginning Aggregate Mortgage Loan Count                                                                 7147
Ending Aggregate Mortgage Loan Count                                                                    7133

Current Weighted Average Coupon Rate                                                               9.667878%
Next Weighted Average Coupon Rate                                                                  9.666311%

Mortgage Loan Principal Reduction Information:
                                                                                                 Trust A
Scheduled Principal                                                                              307,181.48
Curtailments                                                                                      (7,299.17)
Prepayments                                                                                      534,520.78
Repurchases                                                                                      268,733.07
Substitutions                                                                                          0.00
Liquidation Proceeds                                                                                   0.00
Other Principal                                                                                        0.00

Less: Realized Losses                                                                                  0.00

Total Principal Reduction                                                                          1,103,136.1

Servicer Information:
                                                                                                 Trust A
Accrued Servicing Fee for the Current Period                                                          192,470.
Less: Amounts to Cover Interest Shortfalls                                                             0.00
Less: Delinquent Service Fees                                                                           21,535
Collected Servicing Fees for Current Period:                                                          170,934.

Advanced Principal                                                                                      NA
Advanced Interest                                                                                     428,654.

                              Other           Scheduled        Interest       Available       Available Funds
              Prepayment      Unscheduled     Principal       Carry          Funds Cap       Cap Carry
              Principal       Principal       Distribution    Forward        Current         Forward
Class         Distributed     Distributed     Amount          Amount         Amount          Amount
Class A                  534,5           261,4        1,103,13


Total                    534,5           261,4        1,103,13


               Applied
               Realized Loss
               Amount
Class A                               -
                                      -

Total                                 -

                                                   Prior                                         Current
                   Has a         Remaining         Over-        Accelerated       Extra           Over
               Trigger Event     Pre-Funded      Collateral      Principal      Principal      Collateral
                  Occurred         Amount          Amount       Distributed    Distributed       Amount
Trust A              NO        197,969,353.51            0.00   1,026,192.26            0.00           0.00

Total                                                               1,026,192           0.00           0.00

                 Specified         Over-
                   Over-         Collateral
                 Collateral       Deficit
                   Amount          Amount
Trust A          24,746,219.80            0.00


Total            24,746,219.80            0.00







Trust A Insured Payment                                                                                 0.00
Pool Rolling six month delinquency rate                                                                 N/A
Pool Cumulative Realized Losses - Average of 12 preceeding remittance periods                          0.00%
Pool Cumulative Realized Losses - Percentage of the original aggregate loan balance                    0.00%
Book Value of REO loans                                                                                 0.00
Cumulative Number of Mortgage loans repurchased to date                                                    4


TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                           3,271,377.48

              Principal Collected:                                     834,403.09

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                             -

              Delinquency Advances on Mortgage Interest:               428,654.24

              Delinquency Advances on Mortgage Principal       NA

              Substitution Amounts:                                    268,733.07

              Trust Termination Proceeds:                                           -

              Investment Earnings on Certificate Account:                 4,214.06

              Capitalized Interest Requirement:                        508,602.44

              Capitalized Interest Fund Earnings                        0.00

              Capitalized Interest Account                              0.00

              Investment Earnings on Pre-Funding Account           586,651.60

              Remaining Pre-Funding Account:                                        -

              Sum of the Above Amounts:                                              5,902,635.98

LESS:

              Servicing Fees (including PPIS):                         170,934.89

              Dealer Reserve:                                                       -

              Indenture Trustee Fees:                                     2,694.59

              Owner Trustee Fees:                                       69.44

              Insurance Premiums:                                        70,416.67

              Reimbursement of Delinquency Advances/Servicing                       -

              Total Reductions to Available Funds Amount:                               244,115.59

              Total Available Funds:                                                               5,658,520.3

                                              EXHIBIT 1


              ADVANTA Mortgage Loan Trust 1998-4B

                         Statement to Certificateholders
              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
B                 350,000,000.    350,000,000.        1,900,33         975,62        2,875,957.32
B Certificate                                                                                        -

Totals            350,000,000.    350,000,000.        1,900,33         975,62        2,875,957.32

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
B                                                 349,024,376.      5.748910%       6.324380%
B Certificate                                                             NA              NA

Totals                                            349,024,376.82

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
B                00755WGD2         1000.000000        5.429526       2.787495        8.217021     997.212505
B Certificate                         0.000000        0.000000       0.000000        0.000000       0.000000

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
Trust B       Principal Balanc     947,248.68            0.00           0.00            0.00           0.00
              % of Pool Balanc        0.44539%        0.00000%       0.00000%        0.00000%       0.00000%
              Number of Loans               17               0              0               0              0
              % of Loans              0.60910%        0.00000%       0.00000%        0.00000%       0.00000%

                              Loans
                              in
                              Foreclosure
Trust B       Principal Balanc           0.00
              % of Pool Balanc        0.00000%
              Number of Loans                0
              % of Loans              0.00000%

General Mortgage Loan Information:
                                                                                                 Trust B
Beginning Aggregate Mortgage Loan Balance                                                    213,198,102.88
Prefunding                                                                                             0.00
Principal Reduction                                                                              518,630.75
Ending Aggregate Mortgage Loan Balance                                                       212,679,472.13

Beginning Aggregate Mortgage Loan Count                                                                 2795
Ending Aggregate Mortgage Loan Count                                                                    2791

Current Weighted Average Coupon Rate                                                               9.550207%
Next Weighted Average Coupon Rate                                                                  9.549662%

Mortgage Loan Principal Reduction Information:
                                                                                                 Trust B
Scheduled Principal                                                                              101,680.99
Curtailments                                                                                        (242.21)
Prepayments                                                                                      252,195.81
Repurchases                                                                                      164,996.16
Substitutions                                                                                          0.00
Liquidation Proceeds                                                                                   0.00
Other Principal                                                                                        0.00

Less: Realized Losses                                                                                  0.00

Total Principal Reduction                                                                             518,630.

Servicer Information:
                                                                                                 Trust B
Accrued Servicing Fee for the Current Period                                                            88,832
Less: Amounts to Cover Interest Shortfalls                                                             0.00
Less: Delinquent Service Fees                                                                            6,048
Collected Servicing Fees for Current Period:                                                            82,783

Advanced Principal                                                                                      NA
Advanced Interest                                                                                     121,148.

                              Other           Scheduled        Interest       Available       Available Funds
              Prepayment      Unscheduled     Principal       Carry          Funds Cap       Cap Carry
              Principal       Principal       Distribution    Forward        Current         Forward
Class         Distributed     Distributed     Amount          Amount         Amount          Amount
Class B                  252,1           164,7           518,6
                                      -

Total                    252,1           164,7           518,6


               Applied
               Realized Loss
               Amount
Class B                               -
                                      -

Total                                 -

                                                   Prior                                         Current
                   Has a         Remaining         Over-        Accelerated       Extra           Over
               Trigger Event     Pre-Funded      Collateral      Principal      Principal      Collateral
                  Occurred         Amount          Amount       Distributed    Distributed       Amount
Trust B              NO        142,131,846.36            0.00     456,992.43            0.00           0.00

Total                                                                  456,99           0.00           0.00

                 Specified         Over-
                   Over-         Collateral
                 Collateral       Deficit
                   Amount          Amount
Trust B          13,324,873.10            0.00


Total            13,324,873.10            0.00







Trust B Insured Payment                                                                                 0.00
Pool Rolling six month delinquency rate                                                                 N/A
Pool Cumulative Realized Losses - Average of 12 preceeding remittance periods                          0.00%
Pool Cumulative Realized Losses - Percentage of the original aggregate loan balance                    0.00%
Book Value of REO loans                                                                                 0.00
Cumulative Number of Mortgage loans repurchased to date                                                    2


TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                           1,569,541.12

              Principal Collected:                                     353,634.59

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                             -

              Delinquency Advances on Mortgage Interest:               121,148.51

              Delinquency Advances on Mortgage Principal                 NA

              Repurchase and Substitution Amounts:                     164,996.16

              Trust Termination Proceeds:                                           -

              Investment Earnings on Certificate Account:                 2,121.82

              Capitalized Interest Requirement:                        365,531.19

              Capitalized Interest Fund Earnings                        0.00

              Capitalized Interest Account                              0.00

              Investment Earnings on Pre-Funding Account           420,997.59

              Remaining Pre-Funding Account:                                        -

              Sum of the Above Amounts:                                              2,997,970.98

LESS:

              Servicing Fees (including PPIS):                           82,783.89

              Dealer Reserve:                                                       -

              Indenture Trustee Fees:                                     1,243.66

              Owner Trustee Fees:                                       69.44

              Insurance Premiums:                                        37,916.67

              Reimbursement of Delinquency Advances/Servicing                       -

              Total Reductions to Available Funds Amount:                               122,013.66

              Total Available Funds:                                                               2,875,957.3

                                              EXHIBIT 1


              ADVANTA Mortgage Loan Trust 1998-4C

                         Statement to Certificateholders
              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
C                 100,000,000.    100,000,000.           528,7         671,84        1,200,628.86
C Certificate                                                                                        -

Totals            100,000,000.    100,000,000.           528,7         671,84        1,200,628.86

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
C                                                   99,328,157      5.598910%       6.174380%
C Certificate                                                             NA              NA

Totals                                              99,328,157.08

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
C                00755WGE0         1000.000000        5.287859       6.718429       12.006288     993.281571
C Certificate                         0.000000        0.000000       0.000000        0.000000       0.000000

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
Trust C       Principal Balanc     652,950.14      243,037.67           0.00            0.00           0.00
              % of Pool Balanc        0.63995%        0.23820%       0.00000%        0.00000%       0.00000%
              Number of Loans                9               4              0               0              0
              % of Loans              0.82418%        0.36630%       0.00000%        0.00000%       0.00000%

                              Loans
                              in
                              Foreclosure
Trust C       Principal Balanc           0.00
              % of Pool Balanc        0.00000%
              Number of Loans                0
              % of Loans              0.00000%

General Mortgage Loan Information:
                                                                                                 Trust C
Beginning Aggregate Mortgage Loan Balance                                                    102,464,951.49
Prefunding                                                                                             0.00
Principal Reduction                                                                              433,127.59
Ending Aggregate Mortgage Loan Balance                                                       102,031,823.90

Beginning Aggregate Mortgage Loan Count                                                                 1096
Ending Aggregate Mortgage Loan Count                                                                    1092

Current Weighted Average Coupon Rate                                                               9.636864%
Next Weighted Average Coupon Rate                                                                  9.639670%

Mortgage Loan Principal Reduction Information:
                                                                                                 Trust C
Scheduled Principal                                                                               26,712.34
Curtailments                                                                                        (181.07)
Prepayments                                                                                      182,196.32
Repurchases                                                                                      224,400.00
Substitutions                                                                                          0.00
Liquidation Proceeds                                                                                   0.00
Other Principal                                                                                        0.00

Less: Realized Losses                                                                                  0.00

Total Principal Reduction                                                                             433,127.

Servicer Information:
                                                                                                 Trust C
Accrued Servicing Fee for the Current Period                                                            42,693
Less: Amounts to Cover Interest Shortfalls                                                             0.00
Less: Delinquent Service Fees                                                                            4,944
Collected Servicing Fees for Current Period:                                                            37,748

Advanced Principal                                                                                      NA
Advanced Interest                                                                                       96,005

                              Other           Scheduled        Interest       Available       Available Funds
              Prepayment      Unscheduled     Principal       Carry          Funds Cap       Cap Carry
              Principal       Principal       Distribution    Forward        Current         Forward
Class         Distributed     Distributed     Amount          Amount         Amount          Amount
Class C                  182,1           224,2           433,1
                                      -

Total                    182,1           224,2           433,1


               Applied
               Realized Loss
               Amount
Class C                               -
                                      -

Total                                 -

                                                   Prior                                         Current
                   Has a                           Over-        Accelerated       Extra           Over
               Trigger Event                     Collateral      Principal      Principal      Collateral
                  Occurred                         Amount       Distributed    Distributed       Amount
Trust C              NO                          2,464,951.49     238,715.33            0.00   2,703,666.82

Total                                                 2,464,95         238,71           0.00   2,703,666.82

                 Specified         Over-
                   Over-         Collateral
                 Collateral       Deficit
                   Amount          Amount
Trust B           4,867,085.20            0.00


Total             4,867,085.20            0.00







Trust C Insured Payment                                                                                 0.00
Pool Rolling six month delinquency rate                                                                 N/A
Pool Cumulative Realized Losses - Average of 12 preceeding remittance periods                          0.00%
Pool Cumulative Realized Losses - Percentage of the original aggregate loan balance                    0.00%
Book Value of REO loans                                                                                 0.00
Cumulative Number of Mortgage loans repurchased to date                                                    2


TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                              721,917.02

              Principal Collected:                                     208,727.59

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                             -

              Delinquency Advances on Mortgage Interest:                 96,005.45

              Delinquency Advances on Mortgage Principal                 NA

              Repurchase and Substitution Amounts:                     224,400.00

              Trust Termination Proceeds:                                           -

              Investment Earnings on Note Account:                           911.52


              Sum of the Above Amounts:                                              1,251,961.58

LESS:

              Servicing Fees (including PPIS):                           37,748.90

              Dealer Reserve:                                                       -

              Indenture Trustee Fees:                                        597.71

              Owner Trustee Fees:                                       69.44

              Insurance Premiums:                                        12,916.67

              Reimbursement of Delinquency Advances/Servicing                       -

              Total Reductions to Available Funds Amount:                                51,332.72

              Total Available Funds:                                                               1,200,628.8