Form 10-K
ADVANTA MORTGAGE LOAN TRUST 1998-4A
filed 2001-04-02
CIK 1074269

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number '333-52351-02
Commission file number '333-52351-03
Commission file number '333-52351-04

ADVANTA Mortgage Loan Trust 1998-4

New York                      88-0360305      23-2723382
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

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

$433,177,421.5Series 1998-4A
$233,228,366.9Series 1998-4B
$48,975,596.89Series 1998-4C

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 1998-4, (the "Trust" or "Issuer") is a New York common law trust established as of November 1, 1998, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $1,1000,000.00 principal amount of ADVANTA Mortgage Loan Asset-Backed Certificates, Series 1998-4A, Class A, Series 1998-4B, Class B, and
Series 1998-4C, Class C Certificates, pursuant to the Pooling and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On November 24, 1998, the Sponsor sold $1,100,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Morgan Stanley Dean Witter, Lehman Brothers and
Prudential Securities Incorporated. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-52351) on Form S-3 declared effective on September 1, 1998.

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

As of March 4, 1999, there was 1 holder of the Series 1998-4 Class A Certificates, 6 holders of the Series 1998-4 Class B Certificates, and 1 holder of the Series 1998-4 Class C Certificates. The number of holders includes individual participants in security position listings. As of December 26, 2000, 12 monthly distribution had been made to the holders of the Certificates.

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

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A Certificates
Boston Safe Deposit & Trust Company
C. Holloway, c/o Mellon Bank NA
Three Mellon Bank Ctr, Rm 153-3015
Pittsburgh, PA 15259                         6         100.00%

Class B Certificates
Bank of New York
Cecile Lamarco
925 Patterson Plank Road
Secaucus, NJ 07094                                      18.57%

Bankers Trust Company
John Lasher
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211                          1          40.00%

Chase Manhattan Bank
Orma Trim
4 New York Plaza
New York, NY 10004                                       5.71%

Citibank, N.A.
Marta Hoosain
3800 Citicorp Center Tampa
Tampa, FL 33610                                         25.71%

Merrill Lynch, Pierce Fenner & Smith Safekeeping
Veronica E. O'Neill
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855                                     8.57%




Class C Certificates
Fannie Mae/Investment
Participant Contact Not Found                1         100.00%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of November 1,
1998, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 2000, and mail such statement to the Certificateholders on or before the last day of March, 2001 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2001. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 26, 2000, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 2000.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 26, 2000.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September
1, 1998.

(b)    Reports on Form 8-K.
              Twelve reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed


              January 25, 2000Monthly Report for the December 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

              February 25, 200Monthly Report for the January 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

                March 27, 2000Monthly Report for the February 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

                April 25, 2000Monthly Report for the March 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

                  May 25, 2000Monthly Report for the April 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

                 June 26, 2000Monthly Report for the May 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

                 July 25, 2000Monthly Report for the June 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

               August 25, 2000Monthly Report for the July 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

              September 25, 20Monthly Report for the August 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

              October 25, 2000Monthly Report for the September 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

              November 27, 200Monthly Report for the October 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.

              December 26, 200Monthly Report for the November 2000 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Trust 1998-4A, Certificates Class A, ADVANTA
                              Mortgage Loan Trust 1998-4B, Certificates Class B, and ADVANTA Mortgage Loan Trust 1998-4C, Certificates Class C, issued by the ADVANTA Mortgage Loan Trust 1998-4.


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

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 1998-4
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 30, 2001


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 2000

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance
                              with Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 26,
                              2000

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 1, 1998.

                                              EXHIBIT 28.1
March 24, 2000

Bankers Trust Company
Attention:  Mark McNeill
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
November 1, 1998, relating to ADVANTA Mortgage Loan Trust 1998-4, I,
H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President


HJB/pr

cc:     Mr. James L. Shreero
         Ms. Denise Desrosiers, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
March 27, 2001

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 2000, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer

                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 1998-4A

                         Statement to Certificateholders

                                   Prior
                 Original        Principal                                        Total         Realized
    Class        Face Value       Balance         Interest       Principal     Distribution      Losses
A                 650,000,000.    454,807,600.        2,680,93      7,309,394        9,990,327.16
A Certificate                                            105,2                          105,241.46

Totals            650,000,000.    454,807,600.        2,786,17      7,309,394      10,095,568.62

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A                                                 447,498,206.      7.317500%       7.347500%
A Certificate                                                             NA              NA

Totals                                            447,498,206.03

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A                00755WGC4          699.704000        4.124512      11.245222       15.369734     688.458778
A Certificate                         0.000000        0.161910       0.000000        0.161910       0.000000

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
Trust A       Principal Balanc  13,302,876.22    4,154,133.89   1,795,444.58   12,313,234.16   5,023,013.13
              % of Pool Balanc        2.81695%        8.79660%       0.38019%        2.60739%       1.06365%
              Number of Loans              246              67             29             203             84
              % of Loans              3.25742%        0.88718%       0.38400%        2.68803%       1.11229%

                              Loans
                              in
                              Foreclosure
Trust A       Principal Balanc      19,004,411.39
              % of Pool Balanc        4.02427%
              Number of Loans              320
              % of Loans              4.23729%

General Mortgage Loan Information:
                                                                                                 Trust A
Beginning Aggregate Mortgage Loan Balance                                                    479,493,108.22
Prefunding                                                                                             0.00
Principal Reduction                                                                            7,248,682.39
Ending Aggregate Mortgage Loan Balance                                                       472,244,425.83

Beginning Aggregate Mortgage Loan Count                                                                 7640
Ending Aggregate Mortgage Loan Count                                                                    7552

Current Weighted Average Coupon Rate                                                               9.521567%
Next Weighted Average Coupon Rate                                                                  9.517648%

Mortgage Loan Principal Reduction Information:
                                                                                                 Trust A
Scheduled Principal                                                                              634,038.26
Curtailments                                                                                     224,174.26
Prepayments                                                                                    5,496,871.16
Repurchases                                                                                            0.00
Substitutions                                                                                          0.00
Liquidation Proceeds                                                                             893,598.71
Other Principal                                                                                        0.00

Less: Realized Losses                                                                            347,948.25

Total Principal Reduction                                                                          7,596,630.6

Servicer Information:
                                                                                                 Trust A
Accrued Servicing Fee for the Current Period                                                          199,788.
Less: Amounts to Cover Interest Shortfalls                                                         7,084.39
Less: Delinquent Service Fees                                                                           61,728
Collected Servicing Fees for Current Period:                                                          130,975.

Advanced Principal                                                                                     N/A
Advanced Interest                                                                                  1,168,975.6

                              Other           Scheduled        Interest       Available       Available Funds
              Prepayment      Unscheduled     Principal       Carry          Funds Cap       Cap Carry
              Principal       Principal       Distribution    Forward        Current         Forward
Class         Distributed     Distributed     Amount          Amount         Amount          Amount
Class A               5,496,87        1,117,77        6,900,73


Total                 5,496,87        1,117,77        6,900,73


               Applied
               Realized Loss
               Amount
Class A                               -
                                      -

Total                                 -

                                                   Prior                                         Current
                   Has a         Remaining         Over-        Accelerated       Extra           Over
               Trigger Event     Pre-Funded      Collateral      Principal      Principal      Collateral
                  Occurred         Amount          Amount       Distributed    Distributed       Amount
Trust A              NO             0.00        24,685,507.91     408,660.14            0.00  24,746,219.80


                 Specified         Over-
                   Over-         Collateral
                 Collateral       Deficit
                   Amount          Amount
Trust A          24,746,219.80            0.00









Trust A Insured Payment                                                                                 0.00
Pool Rolling six month delinquency rate                                                             0.039836
Pool Cumulative Realized Losses - Average of 12 preceeding remittance periods                          0.00%
Pool Cumulative Realized Losses - Percentage of the original aggregate loan balance                    0.00%
Book Value of REO loans                                                                         6,103,480.37
Cumulative Number of Mortgage loans repurchased to date                                                   11
Unreimbursed Delinquent/Servicing Advances Paid Back to Servicer This Period                     332,539.96
Unreimbursed Delinquent/Servicing Advances Paid Back to Certificateholder This Period                  0.00
Unremibursed Delinquent/Servicing Advances still Outstanding                                           0.00


TOTAL AVAILABLE FUNDS:
Current Interest Collected:                                         2,573,900.58

Principal Collected:                                                6,355,083.68

Insurance Proceeds Received:                                                        -

Net Liquidation Proceeds:                                              545,650.46

Delinquency Advances on Mortgage Interest:                          1,168,975.67

Delinquency Advances on Mortgage Principal                               NA

Repurchase and Substitution Amounts:                                                -

Trust Termination Proceeds:                                                         -

Investment Earnings on Note Account:                                      7,358.40

Capitalized Interest Requirement:                                                   -

Capitalized Interest Fund Earnings                                      0.00

Capitalized Interest Account                                            0.00

Investment Earnings on Pre-Funding Account                               0.00

Unreimbursed Delq/Servicing Advances Paid Back To CertificateH                      -

Sum of the Above Amounts:                                                          10,650,968.79

LESS:

Servicing Fees (including PPIS):                                       138,060.12

Non Recoverable Advance                                                   1,082.55

Indenture Trustee Fees:                                                   2,797.04

Owner Trustee Fees:                                                    277.78

Insurance Premiums:                                                      49,270.82

Reimbursement of Delinquency Advances/Servicing Advances               332,539.96

Total Reductions to Available Funds Amount:                                             524,028.27

Total Available Funds:                                                                           10,126,940.52

                                              EXHIBIT 1


              ADVANTA Mortgage Loan Trust 1998-4B

                         Statement to Certificateholders
              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
B                 350,000,000.    246,443,951.        1,452,70      4,527,956        5,980,657.86
B Certificate                                                                                        -

Totals            350,000,000.    246,443,951.        1,452,70      4,527,956        5,980,657.86

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
B                                                 241,915,994.      7.317500%       7.347500%
B Certificate                                                             NA              NA

Totals                                            241,915,994.67

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
B                00755WGD2          704.125574        4.150576      12.937018       17.087594     691.188556
B Certificate                         0.000000        0.000000       0.000000        0.000000       0.000000

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
Trust B       Principal Balanc   6,845,214.28    1,308,836.51     772,730.71    6,840,871.04   3,400,095.18
              % of Pool Balanc        2.68220%        0.51285%       0.30278%        2.68050%       1.33228%
              Number of Loans              129              26             14             115             60
              % of Loans              3.78632%        0.76313%       0.41092%        3.37540%       1.76108%

                              Loans
                              in
                              Foreclosure
Trust B       Principal Balanc  11,494,307.00
              % of Pool Balanc        4.50388%
              Number of Loans              176
              % of Loans              5.16584%

General Mortgage Loan Information:
                                                                                                 Trust B
Beginning Aggregate Mortgage Loan Balance                                                    259,646,981.11
Subsequent Mortgage Loans Added This Period                                                            0.00
Principal Reduction                                                                            4,438,213.26
Ending Aggregate Mortgage Loan Balance                                                       255,208,767.85

Beginning Aggregate Mortgage Loan Count
Ending Aggregate Mortgage Loan Count

Current Weighted Average Coupon Rate                                                               9.517887%
Next Weighted Average Coupon Rate                                                                  9.505847%

Mortgage Loan Principal Reduction Information:
                                                                                                 Trust B
Scheduled Principal                                                                              318,781.38
Curtailments                                                                                      19,423.43
Prepayments                                                                                    3,332,509.27
Repurchases                                                                                            0.00
Substitutions                                                                                          0.00
Liquidation Proceeds                                                                             767,499.18
Other Principal                                                                                        0.00

Less: Realized Losses                                                                            384,062.37

Total Principal Reduction                                                                          4,822,275.6

Servicer Information:
                                                                                                 Trust B
Accrued Servicing Fee for the Current Period                                                          108,186.
Less: Amounts to Cover Interest Shortfalls                                                         2,674.97
Less: Delinquent Service Fees                                                                           32,824
Collected Servicing Fees for Current Period:                                                            72,686

Advanced Principal                                                                                     N/A
Advanced Interest                                                                                     629,290.

                              Other           Scheduled        Interest       Available       Available Funds
              Prepayment      Unscheduled     Principal       Carry          Funds Cap       Cap Carry
              Principal       Principal       Distribution    Forward        Current         Forward
Class         Distributed     Distributed     Amount          Amount         Amount          Amount
Class B               3,332,50           786,9        4,054,15
                                      -

Total                 3,332,50           786,9        4,054,15


               Unpaid
               Realized Loss
               Amount
Class B                               -
                                      -

                   Has a         Remaining         Over-        Accelerated       Extra           Over
               Trigger Event     Pre-Funded      Collateral      Principal      Principal      Collateral
                  Occurred         Amount          Amount       Distributed    Distributed       Amount
Trust B              NO             0.00        13,203,030.10     473,805.45            0.00  13,292,773.18


                 Specified         Over-
                   Over-         Collateral
                 Collateral       Deficit
                   Amount          Amount
Trust B          13,324,873.10            0.00









Trust B Insured Payment                                                                                 0.00
Pool Rolling six month delinquency rate                                                                 0.05
Pool Cumulative Realized Losses - Average of 12 preceeding remittance periods                          0.00%
Pool Cumulative Realized Losses - Percentage of the original aggregate loan balance                    0.00%
Book Value of REO loans                                                                        4,099,151.17
Cumulative Number of Mortgage loans repurchased to date                                                    8
Unreimbursed Delinquent/Servicing Advances Paid Back to Servicer This Period                           0.00
Unreimbursed Delinquent/Servicing Advances Paid Back to Certificateholder This Period                   0.00
Unreimbursed Delinquent/Servicing Advances Still Outstanding                                          245,533.


TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                           1,397,294.07

              Principal Collected:                                  3,670,714.08

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                383,436.81

              Delinquency Advances on Mortgage Interest:               629,290.39

              Delinquency Advances on Mortgage Principal                 NA

              Repurchase and Substitution Amounts:                                  -

              Trust Termination Proceeds:                                           -

              Investment Earnings on Note Account:                        4,206.30

              Capitalized Interest Requirement:                         0.00

              Capitalized Interest Account  Earnings                    0.00

              Capitalized Interest Account                              0.00

              Reversal of Realized Loss Amount                                      -

              Unreimbursed Delq/Servicing Advances Paid Back T           0.00

              Sum of the Above Amounts:                                              6,084,941.65

LESS:

              Servicing Fees (including PPIS):                           75,361.96

              Non-Recoverable Advance                                        431.35

              Indenture Trustee Fees:                                     1,514.61

              Owner Trustee Fees:                                      277.78

              Insurance Premiums:                                        26,698.09

              Reimbursement of Delinquency Advances/Servicing                       -

              Total Reductions to Available Funds Amount:                               104,283.79

              Total Available Funds:                                                               5,980,657.8

                                              EXHIBIT 1


              ADVANTA Mortgage Loan Trust 1998-4C

                         Statement to Certificateholders
              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
C                 100,000,000.      59,086,543           341,1      5,358,935        5,700,090.73
C Certificate                                                                                        -

Totals            100,000,000.      59,086,543           341,1      5,358,935        5,700,090.73

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
C                                                   53,727,607      7.167500%       7.197500%
C Certificate                                                             NA              NA

Totals                                              53,727,607.89

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
C                00755WGE0          590.865436        3.411550      53.589357       57.000907     537.276079
C Certificate                         0.000000        0.000000       0.000000        0.000000       0.000000

Delinquent Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      Bankruptcy      REO
Trust C       Principal Balanc   1,716,886.95      864,456.83      42,212.55    2,322,971.80     882,813.07
              % of Pool Balanc        2.93011%        1.47532%       0.07204%        3.96447%       1.50664%
              Number of Loans               20              10              2              28             10
              % of Loans              3.04414%        1.52207%       0.30441%        4.26180%       1.52207%

                              Loans
                              in
                              Foreclosure
Trust C       Principal Balanc   3,934,821.05
              % of Pool Balanc        6.71532%
              Number of Loans               48
              % of Loans              7.30594%

General Mortgage Loan Information:
                                                                                                 Trust C
Beginning Aggregate Mortgage Loan Balance                                                     63,953,628.79
Prefunding                                                                                              N/A
Principal Reduction                                                                            5,358,935.70
Ending Aggregate Mortgage Loan Balance                                                        58,594,693.09

Beginning Aggregate Mortgage Loan Count                                                                  705
Ending Aggregate Mortgage Loan Count                                                                     657

Current Weighted Average Coupon Rate                                                              10.689428%
Next Weighted Average Coupon Rate                                                                 10.648999%

Mortgage Loan Principal Reduction Information:
                                                                                                 Trust C
Scheduled Principal                                                                               23,486.91
Curtailments                                                                                       8,361.75
Prepayments                                                                                    4,525,782.30
Repurchases                                                                                            0.00
Substitutions                                                                                          0.00
Liquidation Proceeds                                                                             801,304.74
Other Principal                                                                                        0.00

Less: Realized Losses                                                                            229,380.97

Total Principal Reduction                                                                          5,588,316.6

Servicer Information:
                                                                                                 Trust C
Accrued Servicing Fee for the Current Period                                                            26,647
Less: Amounts to Cover Interest Shortfalls                                                         1,128.21
Less: Delinquent Service Fees                                                                            8,356
Collected Servicing Fees for Current Period:                                                            17,162

Advanced Principal                                                                                     N/A
Advanced Interest                                                                                     175,770.

                              Other           Scheduled        Interest       Available       Available Funds
              Prepayment      Unscheduled     Principal       Carry          Funds Cap       Cap Carry
              Principal       Principal       Distribution    Forward        Current         Forward
Class         Distributed     Distributed     Amount          Amount         Amount          Amount
Class C               4,525,78           809,6        5,129,55
                               .               .



               Unpaid
               Realized Loss
               Amount
Class C                               -
                                      -

                                                   Prior                                         Current
                   Has a                           Over-        Accelerated      Amounts          Over
               Trigger Event                     Collateral      Principal    From Reserve     Collateral
                  Occurred                         Amount       Distributed        Fund          Amount
Trust C              NO                          4,867,085.20     197,395.44       31,985.53   4,867,085.20


                 Specified         Over-
                   Over-         Collateral
                 Collateral       Deficit
                   Amount          Amount
Trust C           4,867,085.20            0.00









Trust C Insured Payment                                                                                 0.00
Pool Rolling six month delinquency rate                                                                 0.07
Pool Cumulative Realized Losses - Average of 12 preceeding remittance periods                          0.00%
Pool Cumulative Realized Losses - Percentage of the original aggregate loan balance                    0.00%
Book Value of REO loans                                                                         1,015,925.62
Cumulative Number of Mortgage loans repurchased to date                                                    3
Unreimbursed Delinquent/Servicing Advances Paid Back to Servicer This Period                           0.00
Unreimbursed Delinquent/Servicing Advances Paid Back to Certificateholder This Period                  0.00
Unreimbursed Delinquent/Servicing Advances Still Outstanding                                      93,563.22


TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                              385,563.27

              Principal Collected:                                  4,557,630.96

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                571,923.77

              Delinquency Advances on Mortgage Interest:               175,770.17

              Delinquency Advances on Mortgage Principal                 NA

              Repurchase and Substitution Amounts:                                  -

              Trust Termination Proceeds:                                           -

              Investment Earnings on Note Account:                        3,973.20


              Sum of the Above Amounts:                                              5,694,861.37

LESS:

              Servicing Fees (including PPIS):                           18,291.04

              Non-Recoverable Advance                                        182.28

              Indenture Trustee Fees:                                        373.06

              Owner Trustee Fees:                                      277.78

              Insurance Premiums:                                         7,632.01

              Reimbursement of Delinquency Advances/Servicing                       -

              Total Reductions to Available Funds Amount:                                26,756.17

              Total Available Funds:                                                               5,668,105.2